Form 10-Q
period 2003-06-30
PDC 2002 D LTD PARTNERSHIP
filed 2003-08-12
CIK 1224952

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-50226

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

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 123	76
Accounts receivable - oil and gas revenues	1,533,671	-
Total current assets	1,533,794	76

Oil and gas properties, successful efforts method	31,667,260	-
Unevaluated properties	-	31,651,993
Less accumulated depreciation, depletion
and amortization	856,124	-
	30,811,136	31,651,993

	$ 32,344,930	31,652,069

Current Liabilities and Partners' Equity

Current liabilities::
Due to Managing General Partner	$ 300	150
Accrued expenses	19,121	18,943
Total current liabilities	19,421	19,093

Asset retirement obligation	15,496	-

Partners' Equity	32,310,013	31,632,976

	$32,344,930	31,652,069

See accompanying notes to financial statements.

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2003

(Unaudited)

	Three Months ended June 30, 2003	Six Months ended June 30, 2003

Revenues:
Sales of oil and gas	$1,605,443	1,807,672
Interest income	-	37
	1,605,443	1,807,709
Expenses:
Lifting cost	241,872	274,001
Direct administrative cost	110	369
Depreciation, depletion, and amortization	772,708	856,124
	1,014,690	1,130,494

Net income	$ 590,753	677,215

Net income per limited and additional
general partner unit	$ 324	372

See accompanying notes to financial statements.

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$25,306,380	6,326,596	-	31,632,976

Comprehensive income:
Net income	135,443	541,772	-	677,725
Change in fair value of outstanding hedging positions			4,760
Less reclassification adjustments for settled contracts included in net income			(4,938)
Other comprehensive income			(178)	(178)
Comprehensive income				677,037

Balance, June 30, 2003	$ 25,441,823	6,868,368	(178)	32,310,013

See accompanying notes to financial statements.

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six months ended June 30, 2003

(Unaudited)

2003
Cash flows from operating activities:
Net income	$ 677,215
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	856,124
Accretion of asset retirement obligation	229
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(1,533,671)
Increase due to managing general partner	150
Net cash provided from operating activities	47

Net increase in cash	47
Cash at beginning of period	76
Cash at end of period	$ 123

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 2002 with initial Limited and Additional General Partner contributions of $29,105,281 and the Managing General Partner's cash contribution of $6,330,399 in accordance with the Agreement. After payment of syndication costs of $3,056,055 and a one-time management fee of $727,632, the Partnership had available cash of $31,651,993 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by March 31, 2003. Thirty-four wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2003 of $1,514,373.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003

Oil and gas sales for the three months ended June 30, 2003 were $1,605,443. The volume of natural gas sold for the three months ended June 30, 2003, was 277,947 Mcf at an average sales price of $3.88 per Mcf. Oil sales were 18,782 barrels at an average sales price of $28.06 per barrel for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2003 was $0.62 per Mcfe. Partnership cash distributions will commence during the third quarter of 2003.

Six months ended June 30, 2003

Oil and gas sales for the six months ended June 30, 2003 were $1,807,672. The volume of natural gas sold for the six months ended June 30, 2003, was 296,873 Mcf at an average sales price of $3.89 per Mcf. Oil sales were 22,579 barrels at an average sales price of $28.93 per barrel for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2003 was $0.63 per Mcfe. Partnership cash distributions will commence during the third quarter of 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 9,797 Mmbtu of monthly production and ceilings in place at $3.13 on 2,449 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place at $3.50 on 5,878 Mmbtu of monthly production and ceilings in place at $5.26 on 5,878 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. For the period from July 2003 through December, 2003, the Partnership has in place oil hedges on 1,849 barrels of monthly production at $30.00 barrel. The fair value of these hedges, floors and ceilings as of June 30, 2003 is $(178).

As of June 30, 2003, the Partnership had option contracts for the sale of 39,187 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 68,577 Mmbtu of natural gas with an average floor price of $2.93. The partnership also has hedging contracts for the sale of 11,096 barrels of oil at $30.00 per barrel.

PDC 2002-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2002-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer