Form 10-Q
period 2010-03-31
PDC 2002 D LTD PARTNERSHIP
filed 2011-01-27
CIK 1224952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ____________ TO ____________

Commission File Number   000-50226
PDC 2002-D Limited Partnership
(Exact name of registrant as specified in its charter)

West Virginia	04-3726919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000, Denver, Colorado  80203
(Address of principal executive offices)     (Zip code)

 (303) 860-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such files) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 31, 2010 the Partnership had 1,455.26 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Index

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2002-D Limited Partnership’s (the “Partnership” or the “Registrant”) business, financial condition, results of operations and prospects.

All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated natural gas and oil production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“PDC”) strategies, plans and objectives. However, these words are not the exclusive means of identifying forward-looking statements herein.  PDC now conducts business under the name “PDC Energy.”

Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for natural gas and oil;
•	changes in estimates of proved reserves;
•	declines in the values of the Partnership’s natural gas and oil properties resulting from impairments;
•	the timing and extent of the Partnership’s success in further developing and producing the Partnership’s natural gas and oil reserves;
•	the Managing General Partner’s ability to acquire drilling rig services, supplies and services at reasonable prices;
•	risks incident to the additional Codell formation development and operation of natural gas and oil wells;
•	future production and additional Codell formation development costs;
•	the availability of Partnership future cash flows for investor distributions or funding of additional Codell formation development activities;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America, or U.S.;
•	changes in environmental laws and the regulations and enforcement related to those laws;
•	the identification of and severity of environmental events and governmental responses to the events;
•	the effect of natural gas and oil derivatives activities;
•
the availability of funding for the consideration payable by PDC and its wholly-owned subsidiary to consummate the prospective mergers under the Acquisition Plan, and the timing of consummating any such mergers if at all;

•	conditions in the capital markets; and
•	losses possible from pending or future litigation.

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual reports on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on December 22, 2010 (“2009 Form 10-K”) and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date made.  Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements(unaudited)

PDC 2002-D Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$126,024	$125,978
Accounts receivable	129,243	115,003
Oil inventory	31,195	34,652
Due from Managing General Partner-derivatives	280,652	234,618
Due from Managing General Partner-other, net	-	54,375
Total current assets	567,114	564,626

Natural gas and oil properties, successful efforts method, at cost	18,372,588	18,367,315
Less: Accumulated depreciation, depletion and amortization	(10,834,717)	(10,553,171)
Oil and gas properties, net	7,537,871	7,814,144

Due from Managing General Partner-derivatives	515,155	206,889
Other assets	72,374	67,711
Total noncurrent assets	8,125,400	8,088,744

Total Assets	$8,692,514	$8,653,370

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$119,980	$13,878
Due to Managing General Partner-derivatives	238,737	200,841
Due to Managing General Partner-other, net	151,393	-
Total current liabilities	510,110	214,719

Due to Managing General Partner-derivatives	650,988	612,390
Asset retirement obligations	431,885	425,495
Total liabilities	1,592,983	1,252,604

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	1,579,841	1,597,595
Limited Partners - 1,455.26 units issued and outstanding	5,519,690	5,803,171
Total Partners' equity	7,099,531	7,400,766

Total Liabilities and Partners' Equity	$8,692,514	$8,653,370
___________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Natural gas and oil sales	$404,334	$309,891
Commodity price risk management gain (loss), net	462,025	(14,357)
Total revenues	866,359	295,534

Operating costs and expenses:
Natural gas and oil production costs	411,446	209,830
Direct costs - general and administrative	1,998	5,032
Depreciation, depletion and amortization	281,546	294,601
Accretion of asset retirement obligations	6,390	3,990
Total operating costs and expenses	701,380	513,453

Income (loss) from operations	164,979	(217,919)

Interest income	47	8,551

Net income (loss)	$165,026	$(209,368)

Net income (loss) allocated to partners	$165,026	$(209,368)
Less: Managing General Partner interest in net income (loss)	33,005	(41,874)
Net income (loss) allocated to Investor Partners	$132,021	$(167,494)

Net income (loss) per Investor Partner unit	$91	$(115)

Investor Partner units outstanding	1,455.26	1,455.26

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$165,026	$(209,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	281,546	294,601
Accretion of asset retirement obligations	6,390	3,990
Unrealized (gain) loss on derivative transactions	(277,806)	369,635
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,240)	41,451
Decrease in oil inventory	3,457	18,415
Increase in other assets	(4,663)	(5,273)
Increase (decrease) in accounts payable and accrued expenses	106,102	(2,721)
Increase in Due to Managing General Partner - other, net	151,393	-
Decrease in Due from Managing General Partner - other, net	54,375	8,569
Net cash provided by operating activities	471,580	519,299

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(5,273)	(34,216)
Net cash used in investing activities	(5,273)	(34,216)

Cash flows from financing activities:
Distributions to Partners	(466,261)	(484,320)
Net cash used in financing activities	(466,261)	(484,320)

Net increase in cash and cash equivalents	46	763
Cash and cash equivalents, beginning of period	125,978	125,048
Cash and cash equivalents, end of period	$126,024	$125,811

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2002-D Limited Partnership (the “Partnership”) was organized as a limited partnership on June 3, 2002, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on December 31, 2002, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado, and from the wells, the Partnership produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 33.15 units of limited partner interests and 1,422.11 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation that now conducts business under the name “PDC Energy,” is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner” or “PDC”) and has a 20% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners’ units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.

Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.  Beginning in April 2009 when the conditions of the obligation arose and expiring upon the termination of Performance Standard Obligation provision in June 2013, the Partnership modified the allocation rate of all items of profit and loss and resulting cash available for distribution from that described above, between the Managing General Partner and the Investor Partners, pursuant to Section 4.02 Distributions, of the Partnership Agreement.  For the three months ended March 31, 2010 distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $42,494 as a result of the Preferred Cash Distribution made under the terms of this provision.  For more information concerning the Performance Standard Obligation, see Note 6, Partners’ Equity and Cash Distributions to the Partnership financial statements that accompany the 2009 Form 10-K.

As of March 31, 2010, there were 1,043 Investor Partners.  As of March 31, 2010, the Managing General Partner has repurchased 136.38 units of the total 1,455.26 outstanding units of Partnership interests from Investor Partners at an average price of $5,551 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), has full authority to conduct the Partnership’s business and actively manage the Partnership.  The Partnership expects continuing operations of its natural gas and oil properties until such time that the Partnership’s wells are depleted or become uneconomical to produce, at which time that well may be sold or plugged, reclaimed and abandoned.  The Partnership’s maximum term of existence extends through December 31, 2050, unless dissolved by certain conditions stipulated within the Agreement (which are unlikely to occur at this time) or by written consent of the Investor Partners owning a majority of outstanding units at that time.

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three months ended March 31, 2010, and the cash flows for the same period, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued changes clarifying existing disclosure requirements related to fair value measurements.  The update also added a new requirement to disclose fair value transfers in and out of Levels 1 and 2 and describe the reasons for the transfers.  The adoption of these changes as of January 1, 2010, did not have a material impact on the Partnership’s accompanying unaudited condensed financial statements.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued changes related to fair value measurements requiring gross presentation of activities within the Level 3 roll forward, whereby entities must present separately information about purchases, sales, issuances and settlements.  This change will be effective for the Partnership’s financial statements issued for annual reporting periods beginning after December 15, 2010.  The Partnership does not expect adoption of these changes to have a material effect on the Partnership’s financial statements and related disclosures.

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership as a smaller reporting company filer from the SOX requirement that registrants, which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

Note 3−Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives,” in the case of net unrealized gains or “Due to Managing General Partner–derivatives,” in the case of net unrealized losses.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	March 31,	December 31,
	2010	2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$117,976	$175,272
Commodity price risk management, realized gain	129,410	155,373
Other (1)	(398,779)	(276,270)
Total Due (to) from Managing General Partner-other, net	$(151,393)	$54,375

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three months ended March 31, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended March 31,
	2010	2009

Well operations and maintenance	$379,373	$178,213
Gathering, compression and processing fees	12,086	10,520
Direct costs - general and administrative	1,998	5,032
Cash distributions*	89,696	130,770

*Cash distributions include $38,937 during the three months ended March 31, 2010, and $33,907 during the three months ended March 31, 2009, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of March 31, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$210,848	$230,659	$441,507
Total assets	210,848	230,659	441,507

Liabilities:
Commodity based derivatives	(13,979)	(58,314)	(72,293)
Basis protection derivative contracts	-	(740,938)	(740,938)
Total liabilities	(13,979)	(799,252)	(813,231)

Net asset (liability)	$196,869	$(568,593)	$(371,724)

As of March 31, 2010
Assets:
Commodity based derivatives	$718,976	$76,831	$795,807
Total assets	718,976	76,831	795,807

Liabilities:
Commodity based derivatives	-	(56,067)	(56,067)
Basis protection derivative contracts	-	(833,658)	(833,658)
Total liabilities	-	(889,725)	(889,725)

Net asset (liability)	$718,976	$(812,894)	$(93,918)

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Three months ended
March 31, 2010
Fair value, net liability, as of December 31, 2009	$(568,593)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	(60,082)
Settlements	(184,219)
Fair value, net liability, as of March 31, 2010	$(812,894)

Change in unrealized gain (loss) relating to assets (liabilities) still held as of March 31, 2010 included in statement of operations line item:
Commodity price risk management, net	$(73,872)

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of March 31, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis protection swap, in place for a portion of its anticipated production through 2013 for a total of 627,682 MMbtu of natural gas and 9,218 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	March 31, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$280,652	$234,618

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	515,155	206,889

Total Derivative Assets			$795,807	$441,507

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$13,323	$14,362

	Basis protection contracts	Due to Managing General Partner-derivatives	225,414	186,479
	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	42,743	57,931

	Basis protection contracts	Due to Managing General Partner-derivatives	608,245	554,459

Total Derivative Liabilities			$889,725	$813,231

(1)	As of March 31, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010			2009
Statement of operations line item	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain For the Current Period	Total	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain (Loss) For the Current Period	Total

Commodity price risk management, net
Realized gain	$170,429	$13,790	$184,219	$294,898	$60,380	$355,278
Unrealized (loss) gain	(170,429)	448,235	277,806	(294,898)	(74,737)	(369,635)
Total commodity price risk management gain (loss), net	$-	$462,025	$462,025	$-	$(14,357)	$(14,357)

Concentration of Credit Risk. A significant component of the Partnership’s future liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing natural gas and oil.  These arrangements expose the Partnership to the risk of nonperformance by the counterparties.  The Managing General Partner primarily uses financial institutions, who are also major lenders in the Managing General Partner’s credit facility agreement, as counterparties to the derivative contracts.  To date, the Partnership has experienced no counterparty defaults.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  During the first three months of 2010, the Managing General Partner identified existing ground contamination at two of the Partnership’s well pads involving three wells and the Partnership incurred expenses of $0.2 million for ground contamination remediation.  At March 31, 2010, an accrued balance of approximately $0.1 million for the estimated environmental remediation liability is included in the Balance Sheet line item captioned “Accounts payable and accrued expenses.”  The Managing General Partner is not aware of any environmental claims existing as of March 31, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

In December 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are natural gas and oil companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has nine wells in this region.  The Notice alleged a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered into negotiations with the CDPHE regarding this notice and a settlement was accepted by CDPHE in November 2010.  This settlement did not have a material impact on the Partnership’s financial position or results of operations.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2002-D Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in December 2002 and operates 36 gross (32.3 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  Of the Partnership’s total well count, 35 are producing and one Wattenberg Field well is not producing due to mechanical problems.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

In June 2010, PDC and a wholly-owned subsidiary of PDC entered into separate merger agreements with each of PDC 2004-A Limited Partnership, PDC 2004-B Limited Partnership, PDC 2004-C Limited Partnership and PDC 2004-D Limited Partnership (collectively, the “2004 partnerships”).  PDC serves as the managing general partner of each of the 2004 partnerships.  Definitive proxy statements for each of the 2004 partnerships requesting approval for the applicable merger were mailed to the non-affiliated Investor Partners of the 2004 partnerships in early October 2010.  Special meetings were held on December 8, 2010, at which the majority of the non-affiliated Investor Partners of each of the 2004 partnerships voted to approve the applicable merger.  These mergers were completed on December 17, 2010.

In November 2010, PDC and a wholly-owned subsidiary of PDC entered into separate merger agreements with each of PDC 2005-A Limited Partnership, PDC 2005-B Limited Partnership, and the 2005 Rockies Region Private Limited Partnership (collectively, the “2005 partnerships”).  PDC serves as the managing general partner of each of the 2005 partnerships.  On December 3, 2010, each of the 2005 partnerships filed with the SEC, a preliminary proxy statement relating to such partnership’s prospective merger.  Upon completion of the SEC review process, a definitive proxy statement will be mailed to the 2005 partnerships’ non-affiliated Investor Partners requesting their approval of the merger transactions.  Pursuant to each merger agreement, if the merger is approved by the holders of a majority of the limited partnership units held by the non-affiliated Investor Partners of each respective partnership, as well as, the satisfaction of other customary closing conditions, then such partnership will merge with and into a wholly-owned subsidiary of PDC.  PDC has offered to pay an aggregate of approximately $36.4 million for the limited partnership units of the 2005 partnerships in connection with the mergers.  Although there is no assurance of the likelihood or timing of the completion of the SEC proxy disclosure review process or whether the Partnership will obtain the necessary approvals from non-affiliated investors, each merger of the 2005 partnerships is expected to close during the first half of 2011.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Additional Codell Formation Development Plan

The Managing General Partner has prepared a plan for the Partnership’s Wattenberg Field wells which may provide for additional reserve development and natural gas production (the “Additional Codell Formation Development Plan”).  The Additional Codell Formation Development Plan consists of the Partnership’s Wattenberg Field wells’ refracturing of wells currently producing in the Codell formation and the recompletion of wells, currently producing in the deeper J-Sand formation, in the shallower Codell formation production zone.  Under the Additional Codell Formation Development Plan, the Partnership plans to initiate additional Codell formation development activities during 2011.  Refracturing, or “refracing,” activities consist of a second hydraulic fracturing treatment in a current production zone while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore.

Additional Codell formation development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to ten years after initial well drilling so that well resources are optimally utilized.  This additional development would be expected to occur based on a favorable general economic environment and commodity price structure.  The Managing General Partner has the authority to determine whether to recomplete or refracture the individual wells and to determine the timing of any additional development activity.  The timing of the additional development can be affected by the desire to optimize the economic return by recompleting or refracturing the wells when commodity prices are at levels to obtain the highest rate of return to the Partnership.  On average, the production resulting from PDC's successful Codell recompletions and refracturings have been at modeled economics; however, all recompletions or refracturings have not been economically successful and similar future development activities may not be economically successful.  If the additional Codell formation development work is performed, PDC will charge the Partnership for the direct costs of recompletion or refracturing, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of the Partnership from funds retained by the Managing General Partner from distributable cash flows.

During the fourth quarter 2010, the Managing General Partner began withholding funds from several of the PDC sponsored partnerships, on a pro-rata basis allocated to the Managing General Partner and Investor Partners based on their proportional ownership interest, from distributable cash flows of the Partnership resulting from current production.  The funds retained are necessary for the Partnership to pay for additional Codell formation development costs and will materially reduce, up to 100%, distributable cash flows of the Partnership for a period of time not to exceed five years.  If any or all of the Partnership’s Wattenberg wells are not refractured or recompleted, the Partnership will experience a reduction in proved natural gas and oil reserves currently assigned to these wells.  Both the number and timing of the additional Codell formation development activities will be based on the availability of cash withheld from Partnership distributions.  The Managing General Partner believes that, based on projected refracturing and recompletion costs and projected cash withholding, all Partnership additional Codell formation development activity will be completed within a five year period.  This Partnership has not begun to withhold funds for this additional Codell formation development as this Partnership has outstanding payables to the Managing General Partner.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Implementation of the Additional Codell Formation Development Plan would reduce or eliminate Partnership distributions to the Managing General Partner and Investor Partners while the work is being conducted and paid for.  Depending upon the level of withholding and the results of operations, it is possible that the Managing General Partner and Investor Partners could have taxable income from the Partnership without any corresponding distributions in future years.  Non-affiliated Investor Partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Additional Codell Formation Development Plan.  The above discussion is not intended as a substitute for careful tax planning, and non-affiliated Investor Partners should depend upon the advice of their own tax advisors concerning the effects of the Additional Codell Formation Development Plan.

Partnership Operating Results Overview

Natural gas and oil sales increased 30% or $0.1 million for the first three months of 2010 compared to the first three months of 2009, even though production volumes declined 23% period-to-period.  The Partnership’s sales increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.56 for the current year period compared to $3.86 for the same period a year ago.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $9.55 for the current year three months from $8.29 for the same prior year period.  This increase included realized derivative gains from natural gas and oil sales contributing $2.99 per Mcfe or $0.2 million to the first three months of 2010 total revenues as compared to $4.40 per Mcfe or $0.4 million to the three months of 2009 total revenues.

Natural gas and oil production and well operations costs increased by $0.2 million for the three month period ending March 31, 2010, compared to the same prior year period.  This increase is primarily the result of environmental remediation activities during the period at two of the Partnership’s well pads involving three Partnership wells.  See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended March 31,
	2010	2009	Change
Number of producing wells (end of period)	35	36	(1)

Production: (1)
Natural gas (Mcf)	49,340	63,305	-22%
Oil (Bbl)	2,053	2,821	-27%
Natural gas equivalents (Mcfe) (2)	61,658	80,231	-23%
Mcfe per day	685	891

Natural Gas and Oil Sales
Natural gas	$255,811	$228,940	12%
Oil	148,523	80,951	83%
Total natural gas and oil sales	$404,334	$309,891	30%

Realized Gain on Derivatives, net
Natural gas	$159,315	$263,635	-40%
Oil	24,904	91,643	-73%
Total realized gain on derivatives, net	$184,219	$355,278	-48%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$5.18	$3.62	43%
Oil (per Bbl)	72.34	28.70	152%
Natural gas equivalents (per Mcfe)	6.56	3.86	70%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$8.41	$7.78	8%
Oil (per Bbl)	84.47	61.18	38%
Natural gas equivalents (per Mcfe)	9.55	8.29	15%

Average Lifting Cost (per Mcfe) (3)	$6.67	$2.62	155%

Operating costs and expenses:
Direct costs - general and administrative	$1,998	$5,032	-60%
Depreciation, depletion and amortization	$281,546	$294,601	-4%

Cash distributions	$466,261	$484,320	-4%

_______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent natural gas and oil operating expenses, which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

The $0.1 million, or 30% increase in total sales for the 2010 three month period as compared to the same period in 2009, was primarily a reflection of an increase in the significantly higher average sales price per Mcfe, of 70% that was partially offset by the reduction of Partnership production volumes of 23% during the comparable period.  Average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.56 for the current year quarter compared to $3.86 for the same quarter a year ago.

Oil revenue increases of 83% were significantly above natural gas revenue increases of 12% for the 2010 three month period compared to the same period last year.  The Partnership’s oil revenue increase was bolstered by improved average oil sales prices per Bbl, of 152% as compared to the more moderate, yet significant, increase in natural gas sales prices per Mcf, of 43% during the period.

The Partnership expects to experience declines in both natural gas and oil production volumes over the wells’ life cycles until such time that the Partnership’s Codell formation Wattenberg Field wells are successfully recompleted.  Subsequent to this additional Codell formation development, production will once again be expected to decline.

Natural Gas and Oil Pricing

Financial results depend upon many factors, particularly the price of natural gas and oil and on PDC’s ability to market the Partnership’s production effectively.  Natural gas and oil prices are among the most volatile of all commodity prices.  This price volatility has a material impact on the Partnership’s financial results.  Natural gas and oil prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality and availability of sufficient pipeline capacity.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in local market oversupply situations from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities and transportation capacity beyond the Partnership’s control.  Oil pricing, unlike natural gas pricing, is driven predominantly by global supply and demand relationships.

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.62 for the three months ended March 31, 2009, and narrowed to an average of $0.16 for the three months ended March 31, 2010.

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended March 31,
Commodity price risk management, net	2010	2009
Realized gain
Natural Gas	$159,315	$263,635
Oil	24,904	91,643
Total realized gain, net	184,219	355,278

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(170,429)	(294,898)
Unrealized gain (loss) for the period	448,235	(74,737)
Total unrealized gain (loss), net	277,806	(369,635)
Commodity price risk management gain (loss), net	$462,025	$(14,357)

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

The realized derivative gains for the 2010 first quarter were $0.2 million as a result of lower natural gas and oil spot prices at the settlement date compared to the respective strike price.  Unrealized gains for the 2010 first quarter of $0.4 million were due primarily to a downward shift in the natural gas and oil forward curves, offset by unrealized losses due to the basis differential between NYMEX and CIG narrowing and being less than the strike price of the derivative position.  Unrealized gains on the Partnership’s commodity positions for the 2010 first quarter were $0.5 million partially offset by unrealized losses on the Partnership’s basis position of $0.1 million.

During the first quarter of 2009, the Partnership experienced realized gains and unrealized derivative losses as natural gas and oil prices declined.  The net unrealized loss for the first quarter of 2009 was comprised of a decrease in fair value of the Partnership’s basis position which resulted from a steeper decline in NYMEX pricing relative to CIG pricing that was partially offset by an unrealized gain from the Partnership’s commodity derivatives.

Natural Gas and Oil Sales Derivative Instruments.  The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  The Partnership has in place a series of collars, fixed-price swaps and a basis swap on a portion of the Partnership’s natural gas and oil production.  See Note 5, Derivative Financial Instruments to the Partnership’s financial statements included in the 2009 Form 10-K for an additional discussion on how each derivative type impacts the Partnership’s cash flows.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the Partnership’s derivative positions in effect as of March 31, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/	Quantity	Weighted Average Contract Price		Quantity (Gas-Mmbtu(1)	Weighted Average Contract	Quantity	Weighted Average Contract	Fair Value at March 31,
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	14,956	$4.75	$9.45	-	$-	-	$-	$9,711
01/01 - 03/31/2011	22,434	4.75	9.45	-	-	-	-	10,644

NYMEX
04/01 - 06/30/2010	-	-	-	45,952	5.56	48,842	(1.88)	3,181
07/01 - 09/30/2010	-	-	-	46,133	5.57	48,202	(1.88)	(7,170)
10/01 - 12/31/2010	3,781	5.75	8.30	28,130	6.15	32,406	(1.88)	86
01/01 - 03/31/2011	5,156	5.75	8.30	17,271	6.84	22,427	(1.88)	(3,962)
04/01 - 12/31/2011	-	-	-	131,384	6.77	131,384	(1.88)	(2,217)
2012-2013	7,764	6.00	8.27	304,721	7.05	312,484	(1.88)	(90,876)
Total Natural Gas	54,091			573,591		595,745		(80,603)

Oil
NYMEX
04/01 - 06/30/2010	-	-	-	1,778	92.96	-	-	15,369
07/01 - 09/30/2010	-	-	-	1,798	92.96	-	-	14,113
10/01 - 12/31/2010	-	-	-	1,798	92.96	-	-	13,270
01/01 - 03/31/2011	-	-	-	930	70.75	-	-	(13,324)
04/01 - 12/31/2011	-	-	-	2,914	70.75	-	-	(42,743)
Total Oil	-			9,218		-		(13,315)

Total Natural Gas and Oil								$(93,918)

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 10% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Natural Gas and Oil Production Costs

Generally, natural gas and oil production costs vary with changes in total natural gas and oil sales and production volumes.  Production taxes are estimates by the Managing General Partner based on tax rates determined using published information.  These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Production taxes vary directly with total natural gas and oil sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  In addition, general oil field services and all other costs vary and can fluctuate based on services required but are expected to increase as wells age and require more extensive repair and maintenance.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation, and service rig workovers.

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

For the 2010 three month period compared to 2009 three month period, oil and natural production, on an energy equivalency-basis, decreased by 18,573 Mcfe, or 23% due to normal production declines for this stage in the wells’ production life cycle, production reductions that resulted from well equipment or operational issues at four Wattenberg Field wells and lower Grand Valley well performance due to operational constraints.

Production and operating costs increased by approximately $0.2 million for the 2010 first quarter compared to the prior year first quarter due primarily to environmental remediation activities at two of the Partnership’s well pads involving three Partnership wells.  Production costs were also higher during the 2010 period as per well operations fees charged by the Managing General Partner escalated, consistent with the terms of the D&O Agreement.  Production volume-associated reductions in production taxes, natural gas transportation and lease operating expenses partially offset the environmental and well operating expense increases.  Production and operating costs per Mcfe were $6.67 for the 2010 three month period compared to $2.62 for the comparable 2009 three month period.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended March 31, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

The DD&A expense rate per Mcfe increased to $4.57 for the 2010 three month period, compared to $3.67 during the same period in 2009.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the downward revision in the Partnership’s proved developed producing natural gas and oil reserves at December 31, 2009, as calculated by the respective methodologies described above.  The increased DD&A expense rate, partially offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.3 million for the 2010 three month period compared to the same 2009 period.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for the three months ended March 31, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of March 31, 2010, the Partnership had natural gas and oil derivative positions in place covering approximately 97% of the expected natural gas production and 66% of expected oil production for the remainder of 2010, at an average price of $3.85 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

The Partnership’s future operations are expected to be conducted with available funds and revenues generated from natural gas and oil production activities and commodity gains, if any.  Natural gas and oil production from the Partnership’s existing properties are generally expected to continue a gradual decline in the rate of production over the remaining lives of the wells.  Therefore, the Partnership anticipates a lower annual level of natural gas and oil production and, in the absence of significant price increases or successful additional Codell formation development, lower revenues.  The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future.  Under these circumstances, decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2010 and beyond, and may substantially reduce or restrict the Partnership’s ability to participate in the refracturing and recompletion activities which are more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Additional Codell Formation Development Plan.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

Working capital at March 31, 2010 was $0.1 million compared to working capital of $0.4 million at December 31, 2009, a decrease of approximately $0.3 million.  This decrease was primarily due to the following changes in accounts receivable and payable balances:

•	Natural gas and oil receivables declined by $0.1 million as of March 31, 2010, compared to December 31, 2009.
•	Accounts payable and accrued expenses increased by $0.1 million as of March 31, 2010, compared to December 31, 2009, due to the environmental remediation accrual.
•
Due to the Managing General Partner-other payable, excluding natural gas and oil sales received from third parties and realized derivative gains, increased by approximately $0.1 million as of March 31, 2010, compared to December 31, 2009.

Working capital, primarily cash and cash equivalents, is expected to increase during early 2011 due to the Partnership’s anticipated withholding cash from the Managing General Partner and Investor Partners, on a pro-rata basis, for the initial additional Codell formation development activities.  This withholding is expected to begin in the first quarter of 2011.  Cash will begin to decrease as the funds are utilized in payment of the completed development activities, currently planned to occur during mid-to-late 2011. Funding for the Additional Codell Formation Development Plan will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners on a percentage of Partnership ownership pro-rata basis, which excludes the Performance Standard Obligation modifications to the Partnership’s distributable cash flow allocation that is more fully described below.  Working capital is expected to similarly fluctuate by increasing during periods of Additional Codell Formation Development Plan funding and by decreasing during periods when payments are made for completed refracturing or recompletion.

Cash Flows

Cash Flows From Operating Activities

Net cash provided by operating activities was substantially unchanged at $0.5 million for the three months ended March 31, 2010 compared to the comparable period in 2009.  Variances in the components that comprise cash provided by operating activities include the following:

•	An increase in natural gas and oil sales receipts of $0.1 million, or 27%;

•	A decrease in commodity price risk management realized gains receipts of approximately $0.1 million or 28% accompanied by an increase in natural gas and oil production costs of $0.2 million, or 96%;

•	A decrease in accounts payable−accrued expense payments of $0.1 million; and

•	An increase in Due to Managing General Partner-other, net, receipts of $0.1 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $5,000 and $34,000 for the three months ended March 31, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in July 2003 and has distributed $20.4 million through March 31, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Quarter ended March 31,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$50,759	$415,502	$466,261

2009	$96,863	$387,457	$484,320

Beginning in April 2009 when the average Investor Partner annual rate of return fell below 12.8%, the Partnership began to modify the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement.  For the three months ended March 31, 2010, distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased, by $42,494 as a result of the Preferred Cash Distribution made under the terms of this provision.  Because of the expected production declines related to the Partnership’s mature natural gas and oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until June 2013, when the provision expires under the terms of the Agreement.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements, included in this report.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Critical Accounting Policies and Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no other significant changes to the Partnership’s critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership’s 2009 Form 10-K, such policies include revenue recognition, derivatives instruments, fair value measurements, natural gas and oil properties, and asset retirement obligations are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.

Off-Balance Sheet Arrangements

Currently, the Partnership does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Registrant’s legal proceedings can be found in Note 6, Commitments and Contingencies, to the Partnership’s accompanying unaudited condensed financial statements.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:  Beginning July 2006, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no units repurchased during the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.	Exhibits

(a)       Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-50226	3.1	10/07/2010

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-50226	3.2	10/07/2010

10.1	Drilling and operating agreement between the Partnership and Petroleum Development Corporation (dba PDC Energy), as Managing General Partner.	10-K	000-50226	10.1	10/07/2010

31.1
Certification by Chief Executive Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

31.2
Certification by Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

32.1
Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
						X

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

January 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	January 27, 2011
Richard W. McCullough	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	January 27, 2011
Gysle R. Shellum	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	January 27, 2011
R. Scott Meyers	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal accounting officer)