Form 10-Q
period 2010-06-30
PDC 2002 D LTD PARTNERSHIP
filed 2011-01-27
CIK 1224952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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
Yes ☐  No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2010 the Partnership had 1,455.26 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Index

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

PDC 2002-D Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$126,071	$125,978
Accounts receivable	96,001	115,003
Oil inventory	38,527	34,652
Due from Managing General Partner-derivatives	258,729	234,618
Due from Managing General Partner-other, net	-	54,375
Total current assets	519,328	564,626

Natuaral gas and oil properties, successful efforts method, at cost	18,392,318	18,367,315
Less: Accumulated depreciation, depletion and amortization	(11,110,270)	(10,553,171)
Oil and gas properties, net	7,282,048	7,814,144

Due from Managing General Partner-derivatives	488,320	206,889
Other assets	77,081	67,711
Total noncurrent assets	7,847,449	8,088,744

Total Assets	$8,366,777	$8,653,370

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$198,856	$13,878
Due to Managing General Partner-derivatives	195,470	200,841
Due to Managing General Partner-other, net	223,492	-
Total current liabilities	617,818	214,719

Due to Managing General Partner-derivatives	515,428	612,390
Asset retirement obligations	438,368	425,495
Total liabilities	1,571,614	1,252,604

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	1,541,770	1,597,595
Limited Partners - 1455.26 units issued and outstanding	5,253,393	5,803,171
Total Partners' equity	6,795,163	7,400,766

Total Liabilities and Partners' Equity	$8,366,777	$8,653,370
________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$323,102	$276,397	$727,436	$586,288
Commodity price risk management gain (loss), net	155,864	(343,566)	617,889	(357,923)
Total revenues	478,966	(67,169)	1,345,325	228,365

Operating costs and expenses:
Natural gas and oil production costs	323,226	139,030	734,672	348,860
Direct costs - general and administrative	4,917	9,527	6,915	14,559
Depreciation, depletion and amortization	275,553	267,436	557,099	562,037
Accretion of asset retirement obligations	6,483	3,990	12,873	7,980
Total operating costs and expenses	610,179	419,983	1,311,559	933,436

(Loss) income from operations	(131,213)	(487,152)	33,766	(705,071)

Interest income	46	8,327	93	16,878

Net (loss) income	$(131,167)	$(478,825)	$33,859	$(688,193)

Net (loss) income allocated to partners	$(131,167)	$(478,825)	$33,859	$(688,193)
Less: Managing General Partner interest in net (loss) income	(26,233)	(95,765)	6,772	(137,639)
Net (loss) income allocated to Investor Partners	$(104,934)	$(383,060)	$27,087	$(550,554)

Net (loss) income per Investor Partner unit	$(72)	$(263)	$19	$(378)

Investor Partner units outstanding	1,455.26	1,455.26	1,455.26	1,455.26

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$33,859	$(688,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	557,099	562,037
Accretion of asset retirement obligations	12,873	7,980
Unrealized (gain) loss on derivative transactions	(407,875)	947,220
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,002	43,723
(Increase) decrease in oil inventory	(3,875)	13,056
Increase in other assets	(9,370)	(10,547)
Increase (decrease) in accounts payable and accrued expenses	184,978	(10,848)
Increase in Due to Managing General Partner - other, net	223,492	-
Decrease in Due from Managing General Partner - other, net	54,375	248,162
Net cash provided by operating activities	664,558	1,112,590

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(25,003)	(39,569)
Net cash used in investing activities	(25,003)	(39,569)

Cash flows from financing activities:
Distributions to Partners	(639,462)	(1,072,213)
Net cash used in financing activities	(639,462)	(1,072,213)

Net increase in cash and cash equivalents	93	808
Cash and cash equivalents, beginning of period	125,978	125,048
Cash and cash equivalents, end of period	$126,071	$125,856

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2002-D Limited Partnership (the “Partnership”) was organized as a limited partnership on June 3, 2002, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on December 31, 2002, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.  Beginning in April 2009 when the conditions of the obligation arose and expiring upon the termination of Performance Standard Obligation provision in June 2013, the Partnership modified the allocation rate of all items of profit and loss and resulting cash available for distribution from that described above, between the Managing General Partner and the Investor Partners, pursuant to Section 4.02 Distributions, of the Partnership Agreement.  For the six months ended June 30, 2010 and 2009, distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $65,296 and $57,331, respectively, as a result of the Preferred Cash Distribution made under the terms of this provision.  For more information concerning the Performance Standard Obligation, see Note 6, Partners’ Equity and Cash Distributions to the Partnership financial statements that accompany the 2009 Form 10-K.

As of June 30, 2010, there were 1,042 Investor Partners.  As of June 30, 2010, the Managing General Partner has repurchased 136.63 units of the total 1,455.26 outstanding units of Partnership interests from Investor Partners at an average price of $5,545 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	June 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$101,215	$175,272
Commodity Price Risk Management, Realized Gain	21,209	155,373
Other (1)	(345,916)	(276,270)
Total Due (to) from Managing General Partner-other, net	$(223,492)	$54,375

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$296,167	$115,504	$675,540	$293,717
Gathering, compression and processing fees	11,415	10,187	23,501	20,707
Direct costs - general and administrative	4,917	9,527	6,915	14,559
Cash distributions*	26,973	107,165	116,669	237,935

*Cash distributions include $15,135 and $54,072 during the three and six months ended June 30, 2010, respectively, and $46,917 and $80,824 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$210,848	$230,659	$441,507
Total assets	210,848	230,659	441,507

Liabilities:
Commodity based derivatives	(13,979)	(58,314)	(72,293)
Basis protection derivative contracts	-	(740,938)	(740,938)
Total liabilities	(13,979)	(799,252)	(813,231)

Net asset (liability)	$196,869	$(568,593)	$(371,724)

As of June 30, 2010
Assets:
Commodity based derivatives	$656,038	$91,011	$747,049
Total assets	656,038	91,011	747,049

Liabilities:
Commodity based derivatives	-	(31,752)	(31,752)
Basis protection derivative contracts	-	(679,146)	(679,146)
Total liabilities	-	(710,898)	(710,898)

Net asset (liability)	$656,038	$(619,887)	$36,151

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended June 30, 2010
Fair value, net liability, as of December 31, 2009	$(568,593)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	91,227
Settlements	(142,521)
Fair value, net liability, as of June 30, 2010	$(619,887)

Change in unrealized gain (loss) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$68,939

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

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis protection swap, in place for a portion of its anticipated production through 2013 for a total of 581,730 MMbtu of natural gas and 7,440 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	June 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$258,729	$234,618

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	488,320	206,889

Total Derivative Assets			$747,049	$441,507

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$14,599	$14,362

	Basis protection contracts	Due to Managing General Partner-derivatives	180,871	186,479

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	17,152	57,931

	Basis protection contracts	Due to Managing General Partner-derivatives	498,276	554,459

Total Derivative Liabilities			$710,898	$813,231

(1)	As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain For the Current Period	Total	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Loss For the Current Period	Total

Commodity price risk management, net
Realized gain (loss)	$18,549	$7,246	$25,795	$254,997	$(20,978)	$234,019
Unrealized (loss) gain	(18,549)	148,618	130,069	(254,997)	(322,588)	(577,585)
Total commodity price risk management gain (loss), net	$-	$155,864	$155,864	$-	$(343,566)	$(343,566)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain For the Current Period	Total	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain (Loss) For the Current Period	Total

Commodity price risk management, net
Realized gain	$120,572	$89,442	$210,014	$479,478	$109,819	$589,297
Unrealized (loss) gain	(120,572)	528,447	407,875	(479,478)	(467,742)	(947,220)
Total commodity price risk management gain (loss), net	$-	$617,889	$617,889	$-	$(357,923)	$(357,923)

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  During the first six months of 2010, the Managing General Partner identified existing ground contamination at three of the Partnership’s well pads involving seven wells and the Partnership incurred expenses of $0.4 million for ground contamination remediation.  At June 30, 2010, an accrued balance of approximately $0.2 million for the estimated environmental remediation liability is included in the Balance Sheet line item captioned “Accounts payable and accrued expenses.”  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

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

Partnership Operating Results Overview

Natural gas and oil sales increased 24% or $0.1 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 21% period-to-period.  This increase was driven primarily by the improved commodity price environment and the increase in the Partnership’s oil production as a percentage of total production.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.96 for the current year period compared to $3.79 for the same period a year ago.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased marginally to $7.68 for the current year six months from $7.60 for the same prior year period.  The increase included realized derivative gains from natural gas and oil sales contributing $1.72 per Mcfe or $0.2 million to the first six months of 2010 total revenues as compared to $3.81 per Mcfe or $0.6 million to the six months of 2009 total revenues.

The Partnership’s natural gas and oil production expenses increased by $0.4 million during the 2010 six month period.  Higher production expenditures were primarily due to environmental remediation activities during the current six month period at three of the Partnership’s well pads involving seven Partnership wells.  See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	35	36	(1)	35	36	(1)

Production (1)
Natural gas (Mcf)	48,564	59,622	-19%	97,904	122,927	-20%
Oil (Bbl)	1,982	2,460	-19%	4,035	5,281	-24%
Natural gas equivalents (Mcfe) (2)	60,456	74,382	-19%	122,114	154,613	-21%

Natural Gas and Oil Sales
Natural gas	$179,767	$147,593	22%	$435,578	$376,533	16%
Oil	143,335	128,804	11%	291,858	209,755	39%
Total natural gas and oil sales	$323,102	$276,397	17%	$727,436	$586,288	24%

Realized Gain (Loss) on Derivatives, net
Natural gas	$(821)	$173,637	-100%	$158,494	$437,272	-64%
Oil	26,616	60,382	-56%	51,520	152,025	-66%
Total realized gain on derivatives, net	$25,795	$234,019	-89%	$210,014	$589,297	-64%

Average Selling Price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$3.70	$2.48	50%	$4.45	$3.06	45%
Oil (per Bbl)	72.32	52.36	38%	72.33	39.72	82%
Natural gas equivalents (per Mcfe)	5.34	3.72	44%	5.96	3.79	57%

Average Selling Price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$3.68	$5.39	-32%	$6.07	$6.62	-8%
Oil (per Bbl)	85.75	76.90	11%	85.10	68.51	24%
Natural gas equivalents (per Mcfe)	5.77	6.86	-16%	7.68	7.60	1%

Average Lifting Cost (per Mcfe) (3)	$5.35	$1.87	186%	$6.02	$2.26	167%

Operating costs and expenses
Direct costs - general and administrative	$4,917	$9,527	-48%	$6,915	$14,559	-53%
Depreciation, depletion and amortization	$275,553	$267,436	3%	$557,099	$562,037	-1%

Cash distributions	$173,201	$587,893	-71%	$639,462	$1,072,213	-40%
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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.1 million, or 24%, increase in total sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 57%, which was partially offset by a production volume decrease of 21%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.96 for the current year six month period compared to $3.79 for the same period a year ago.

Natural gas and oil revenues increased by 16% and 39%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 45%, which were partially offset by lower Partnership natural gas production volumes of 20%.  This compares to the more significant oil revenue increase in which the rise in commodity prices per Bbl, of 82% was partially offset by the slightly steeper decline in oil production volumes of 24% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The $47,000, or 17%, increase in total sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the higher average sales price per Mcfe of 44%, which was partially offset by the production volume decrease of 19%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.34 for the current year quarter compared to $3.72 for the same quarter a year ago.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net, includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
Commodity price risk management gain (loss), net	2010	2009	2010	2009
Realized gain (loss)
Natural Gas	$(821)	$173,637	$158,494	$437,272
Oil	26,616	60,382	51,520	152,025
Total realized gain, net	25,795	234,019	210,014	589,297

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(18,549)	(254,997)	(120,572)	(479,478)
Unrealized gain (loss) for the period	148,618	(322,588)	528,447	(467,742)
Total unrealized gain (loss), net	130,069	(577,585)	407,875	(947,220)
Commodity price risk management gain (loss), net	$155,864	$(343,566)	$617,889	$(357,923)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.2 million, primarily a result of lower natural gas prices at settlement compared to the respective strike price.  Unrealized gains for the 2010 six month period were $0.5 million due primarily to the Partnership’s commodity positions held during the period and the downward shift in the natural gas and oil forward curves.

For the 2009 six month period, the Partnership realized derivative gains of $0.6 million as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period of $0.5 million were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, as well as from the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the 2010 second quarter, unrealized gains of $0.1 million were related to the Partnership’s commodity positions, as the forward strip price shifted downward during the quarter, and unrealized gains of $0.1 million were related to the Partnership’s basis position due to the widening of the NYMEX-CIG basis differential.

For the 2009 second quarter, the Partnership realized derivative gains of $0.2 million as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period of $0.3 million were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, as well as from the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/	Quantity	Weighted Average Contract Price		Quantity (Gas-Mmbtu(1)	Weighted Average Contract	Quantity	Weighted Average Contract	Fair Value at
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	June 30, 2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	14,956	$4.75	$9.45	-	$-	-	$-	$9,128
01/01 - 03/31/2011	22,434	4.75	9.45	-	-	-	-	11,179

NYMEX
07/01 - 09/30/2010	-	-	-	46,133	5.57	48,202	(1.88)	(13,736)
10/01 - 12/31/2010	3,781	5.75	8.30	28,130	6.15	32,406	(1.88)	(112)
01/01 - 03/31/2011	5,156	5.75	8.30	17,271	6.84	22,427	(1.88)	(1,511)
04/01 - 06/30/2011	-	-	-	44,460	6.78	44,460	(1.88)	15,840
07/01 - 12/31/2011	-	-	-	86,924	6.76	86,924	(1.88)	1,448
2012-2013	7,764	6.00	8.27	304,721	7.05	312,484	(1.88)	(11,402)
Total Natural Gas	54,091			527,639		546,903		10,834

Oil
NYMEX
07/01 - 09/30/2010	-	-	-	1,798	92.96	-	-	29,735
10/01 - 12/31/2010	-	-	-	1,798	92.96	-	-	27,334
01/01 - 03/31/2011	-	-	-	930	70.75	-	-	(6,829)
04/01 - 06/30/2011	-	-	-	954	70.75	-	-	(7,770)
07/01 - 12/31/2011	-	-	-	1,960	70.75	-	-	(17,153)
Total Oil	-			7,440		-		25,317

Total Natural Gas and Oil								$36,151

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 12% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

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

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 21% due to normal production declines for this stage in the wells’ production life cycle, production reductions that resulted from well equipment or operational issues at four Wattenberg Field wells and lower Grand Valley well performance due to operational constraints.

Production and operating costs increased by approximately $0.4 million for the 2010 six month period compared to the prior year period due primarily to environmental remediation activities at three Partnership well pads involving seven Partnership wells.  Production costs were also higher during the 2010 period as per well operations fees charged by the Managing General Partner escalated, consistent with the terms of the D&O Agreement.  Production volume-associated reductions in production taxes, natural gas transportation and lease operating expenses partially offset the environmental and well operating expense increases.  Production and operating costs per Mcfe were $6.02 for the six months ended June 30, 2010 compared to $2.26 for the comparable period in 2009.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 19%, primarily as a result of the Partnership wells’ expected normally-occurring production life-cycle declines in addition to the Wattenberg Field well performance issues, previously noted.

Production and operating costs were higher by approximately $0.2 million, primarily due to the environmental remediation activities at seven Partnership wells and higher per well operations fees, described above.  Production and operating costs per Mcfe were $5.35 and $1.87 for the quarter ended June 30, 2010 and 2009, respectively.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The DD&A expense rate per Mcfe increased to $4.56 for the 2010 six month period, compared to $3.64 during the same period in 2009.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the downward revision in the Partnership’s proved developed producing natural gas and oil reserves at December 31, 2009, as calculated by the respective methodologies described above.  The increased DD&A expense rate, partially offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.6 million for the 2010 six month period compared to the same 2009 period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe increased to $4.56 for the 2010 three month period, compared to $3.60 during the same period in 2009.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the downward revision in the Partnership’s proved developed producing natural gas and oil reserves at December 31, 2009, as calculated by the respective methodologies described above.  The increased DD&A expense rate, partially offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.3 million for the 2010 three month period compared to the same 2009 period.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 98% of the expected natural gas production and 67% of expected oil production for the remainder of 2010, at an average price of $3.99 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

Working Capital

The Partnership had negative working capital of $0.1 million at June 30, 2010 compared to working capital of $0.4 million at December 31, 2009.  This decrease of approximately $0.5 million was primarily due to the following changes in accounts receivable and payable balances:

•	Natural gas and oil receivables decreased by $0.1 million as of June 30, 2010 compared to December 31, 2009.
•	Realized derivative gains receivables decreased by $0.1 million as of June 30, 2010 compared to December 31, 2009.
•	Accounts payable and accrued expenses increased by $0.2 million as of June 30, 2010, compared to December 31, 2009, due to the environmental remediation accrual.
•
Due to the Managing General Partner-other payable, excluding natural gas and oil sales received from third parties and realized derivative gains, increased by approximately $0.1 million as of June 30, 2010 compared to December 31, 2009.

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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2010 compared to $1.1 million for the comparable period in 2009.  The approximately $0.4 million decrease in cash provided by operating activities was due primarily to the following:

•	An increase in natural gas and oil sales receipts of $0.1 million, or 18%;

•	A decrease in commodity price risk management realized gains receipts of $0.3 million, or 47%; an increase in natural gas and oil production costs of $0.4 million, or 111%;

•	A decrease in accounts payable−accrued expense payments of $0.2 million; and

•	A decrease in Due from Managing General Partner-other, net, receipts of approximately $0.1 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $25,000 and $40,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in July 2003 and has distributed $20.6 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$ 11,838	$ 161,363	$ 173,201

2009	$ 60,248	$ 527,645	$ 587,893

Six months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$ 62,597	$ 576,865	$ 639,462

2009	$ 157,111	$ 915,102	$ 1,072,213

The decrease in total distributions for both the three months and the six months ended June 30, 2010 as compared to the same periods in 2009, were primarily due to the significant decrease in cash flows from operating activities for these two periods.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Beginning in April 2009 when the average Investor Partner annual rate of return fell below 12.8%, the Partnership began to modify the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement.  For the six months ended June 30, 2010 and 2009, distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased, by $65,296 and $57,331, respectively, as a result of the Preferred Cash Distribution made under the terms of this provision.  Because of the expected production declines related to the Partnership’s mature natural gas and oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until June 2013, when the provision expires under the terms of the Agreement.

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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.             Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The following table presents information about the Managing General Partner’s limited partner unit repurchases during the three months ended June 30, 2010.

Period	Total Number of Units Repurchased	Average Price Paid per Unit

April 1−30, 2010	-	$-
May 1−31, 2010	-	-
June 1−30, 2010	0.25	2,360
Total second quarter Unit Repurchase Program repurchases	0.25

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             [Removed and Reserved]

Item 5.             Other Information

Not applicable.

Index

Item 6.             Exhibits

(a)       Exhibit Index.

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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