Form 10-Q
period 2010-09-30
PDC 2002 D LTD PARTNERSHIP
filed 2011-01-27
CIK 1224952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

As of September 30, 2010 the Partnership had 1,455.26 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

PDC 2002-D Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009*
Assets

Current assets:
Cash and cash equivalents	$133,188	$125,978
Accounts receivable	96,716	115,003
Oil inventory	32,303	34,652
Due from Managing General Partner-derivatives	389,512	234,618
Due from Managing General Partner-other, net	-	54,375
Total current assets	651,719	564,626

Natural gas and oil properties, successful efforts method, at cost	18,418,476	18,367,315
Less: Accumulated depreciation, depletion and amortization	(11,388,015)	(10,553,171)
Oil and gas properties, net	7,030,461	7,814,144

Due from Managing General Partner-derivatives	649,460	206,889
Other assets	81,794	67,711
Total noncurrent assets	7,761,715	8,088,744

Total Assets	$8,413,434	$8,653,370

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$34,062	$13,878
Due to Managing General Partner-derivatives	229,933	200,841
Due to Managing General Partner-other, net	335,362	-
Total current liabilities	599,357	214,719

Due to Managing General Partner-derivatives	478,284	612,390
Asset retirement obligations	444,949	425,495
Total liabilities	1,522,590	1,252,604

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	1,570,263	1,597,595
Limited Partners - 1,455.26 units issued and outstanding	5,320,581	5,803,171
Total Partners' equity	6,890,844	7,400,766

Total Liabilities and Partners' Equity	$8,413,434	$8,653,370
__________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$316,072	$313,399	$1,043,508	$899,687
Commodity price risk management gain (loss), net	331,564	(233,746)	949,453	(591,669)
Total revenues	647,636	79,653	1,992,961	308,018

Operating costs and expenses:
Natural gas and oil production costs	150,920	168,448	885,592	517,308
Direct costs - general and administrative	104,622	587	111,537	15,146
Depreciation, depletion and amortization	277,745	263,284	834,844	825,321
Accretion of asset retirement obligations	6,581	3,990	19,454	11,970
Total operating costs and expenses	539,868	436,309	1,851,427	1,369,745

Income (loss) from operations	107,768	(356,656)	141,534	(1,061,727)

Interest expense	-	(6,989)	-	(6,989)
Interest income	48	9,649	141	26,527

Net income (loss)	$107,816	$(353,996)	$141,675	$(1,042,189)

Net income (loss) allocated to partners	$107,816	$(353,996)	$141,675	$(1,042,189)
Less: Managing General Partner interest in net income (loss)	21,563	(70,799)	28,335	(208,438)
Net income (loss) allocated to Investor Partners	$86,253	$(283,197)	$113,340	$(833,751)

Net income (loss) per Investor Partner unit	$59	$(195)	$78	$(573)

Investor Partner units outstanding	1,455.26	1,455.26	1,455.26	1,455.26

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$141,675	$(1,042,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	834,844	825,321
Accretion of asset retirement obligations	19,454	11,970
Unrealized (gain) loss on derivative transactions	(702,479)	1,381,754
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,287	14,952
Decrease in oil inventory	2,349	28,604
Increase in other assets	(14,083)	(13,736)
Increase (decrease) in accounts payable and accrued expenses	20,184	(14,939)
Decrease in Due from Managing General Partner - other, net	54,375	884,782
Increase in Due to Managing General Partner - other, net	335,362	-
Net cash provided by operating activities	709,968	2,076,519

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(51,161)	(43,764)
Net cash used in investing activities	(51,161)	(43,764)

Cash flows from financing activities:
Distributions to Partners	(651,597)	(2,031,873)
Net cash used in financing activities	(651,597)	(2,031,873)

Net increase in cash and cash equivalents	7,210	882
Cash and cash equivalents, beginning of period	125,978	125,048
Cash and cash equivalents, end of period	$133,188	$125,930

Cash payments for:
Interest	$-	$6,989

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2002-D Limited Partnership (the “Partnership”) was organized as a limited partnership on June 3, 2002 in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on December 31, 2002, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.  Beginning in April 2009 when the conditions of the obligation arose and expiring upon the termination of Performance Standard Obligation provision in June 2013, the Partnership modified the allocation rate of all items of profit and loss and resulting cash available for distribution from that described above, between the Managing General Partner and the Investor Partners, pursuant to Section 4.02 Distributions, of the Partnership Agreement.  For the nine months ended September 30, 2010 and 2009, distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $74,653 and $87,614, respectively, as a result of the Preferred Cash Distribution made under the terms of this provision.  For more information concerning the Performance Standard Obligation, see Note 6, Partners’ Equity and Cash Distributions to the Partnership financial statements that accompany the 2009 Form 10-K.

As of September 30, 2010, there were 1,041 Investor Partners.  As of September 30, 2010, the Managing General Partner has repurchased 137.13 units of the total 1,455.26 outstanding units of Partnership interests from Investor Partners at an average price of $5,533 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and nine months ended September 30, 2010, and the cash flows for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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
September 30, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	September 30,	December 31,
	2010	2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$125,878	$175,272
Commodity Price Risk Management, Realized Gains	33,465	155,373
Other (1)	(494,705)	(276,270)
Total Due (to) from Managing General Partner-other, net	$(335,362)	$54,375

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three and nine months ended September 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Well operations and maintenance	$124,871	$140,996	$800,411	$434,713
Gathering, compression and processing fees	11,441	11,079	34,942	31,786
Direct costs - general and administrative	104,622	587	111,537	15,146
Cash distributions (1) (2)	(5,134)	236,203	111,535	474,138

(1)
Cash distributions to the Managing General Partner for the three and nine months ended September 30, 2010, were reduced by $9,357 and $74,653, respectively, and for the three and nine months ended September 30, 2009 were reduced by $30,284 and $87,614, respectively, due to Preferred Cash Distribution made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

(2)
Cash distributions include $1,796 and $55,868 during the three and nine months ended September 30, 2010, respectively, and $74,555 and $155,379 during the three and nine months ended September 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of September 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$210,848	$230,659	$441,507
Total assets	210,848	230,659	441,507

Liabilities:
Commodity based derivatives	(13,979)	(58,314)	(72,293)
Basis protection derivative contracts	-	(740,938)	(740,938)
Total liabilities	(13,979)	(799,252)	(813,231)

Net asset (liability)	$196,869	$(568,593)	$(371,724)

As of September 30, 2010
Assets:
Commodity based derivatives	$957,112	$81,860	$1,038,972
Total assets	957,112	81,860	1,038,972

Liabilities:
Commodity based derivatives	-	(51,525)	(51,525)
Basis protection derivative contracts	-	(656,692)	(656,692)
Total liabilities	-	(708,217)	(708,217)

Net asset (liability)	$957,112	$(626,357)	$330,755

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Nine months ended
September 30, 2010
Fair value, net liability, as of December 31, 2009	$(568,593)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	66,676
Settlements	(124,440)
Fair value, net liability, as of September 30, 2010	$(626,357)

Change in unrealized gain (loss) relating to assets (liabilities) still held as of September 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$175,888

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of September 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis protection swap, in place for a portion of its anticipated production through 2013 for a total of 535,597 MMbtu of natural gas and 5,642 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	September 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$389,512	$234,618

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	649,460	206,889

Total Derivative Assets			$1,038,972	$441,507

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$37,085	$14,362

	Basis protection contracts	Due to Managing General Partner-derivatives	192,848	186,479

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	14,440	57,931

	Basis protection contracts	Due to Managing General Partner-derivatives	463,844	554,459

Total Derivative Liabilities			$708,217	$813,231

(1)	As of September 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain For the Current Period	Total	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Loss For the Current Period	Total

Commodity price risk management, net
Realized gain (loss)	$15,998	$20,962	$36,960	$201,615	$(827)	$200,788
Unrealized (loss) gain	(15,998)	310,602	294,604	(201,615)	(232,919)	(434,534)
Total commodity price risk management gain (loss), net	$-	$331,564	$331,564	$-	$(233,746)	$(233,746)

	Nine months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain For the Current Period	Total	Reclassification of Realized Gain (Loss) Included in Prior Periods Unrealized	Realized and Unrealized Gain (Loss) For the Current Period	Total

Commodity price risk management, net
Realized gain	$58,800	$188,174	$246,974	$636,972	$153,113	$790,085
Unrealized (loss) gain	(58,800)	761,279	702,479	(636,972)	(744,782)	(1,381,754)
Total commodity price risk management gain (loss), net	$-	$949,453	$949,453	$-	$(591,669)	$(591,669)

Index

PDC 2002-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  During the first nine months of 2010, the Managing General Partner identified existing ground contamination at three of the Partnership’s well pads involving seven wells and the Partnership incurred expenses of $0.4 million for ground contamination remediation.  At September 30, 2010, an accrued balance of approximately $5,200 for the estimated environmental remediation liability is included in the Balance Sheet line item captioned “Accounts payable and accrued expenses.”  The Managing General Partner is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

In December 2008, the Managing General Partner received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are natural gas and oil companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has nine wells in this region.  The Notice alleged a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered into negotiations with the CDPHE regarding this notice and a settlement was accepted by CDPHE in November 2010.  This settlement did not have a material impact on the Partnership’s financial position or results of operations.

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

Partnership Operating Results Overview

Natural gas and oil sales increased 16% or $0.1 million for the first nine months of 2010 compared to the first nine months of 2009, even though production volumes decreased 20% period-to-period.  This increase was driven primarily by the improved commodity price environment and the increase in the Partnership’s oil production as a percentage of total production.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.75 for the current year period compared to $3.98 for the same period a year ago.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, decreased to $7.11 for the current year nine months from $7.47 for the same prior year period.  The decrease was primarily due to realized derivative gains from natural gas and oil sales contributing only $1.36 per Mcfe or $0.2 million to the first nine months of 2010 total revenues as compared to $3.49 per Mcfe or $0.8 million to the nine months of 2009 total revenues.

The Partnership’s combined natural gas and oil production expenses and direct costs−administrative and general, increased by $0.4 million during the 2010 nine month period.  Higher production expenditures were primarily due to environmental remediation activities during the current nine month period involving seven Partnership wells at three well pads.  See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.  Higher administrative and general expenses were due to higher fees for audit services.  These audit services were conducted under the 2010 Partnership SEC reporting compliance effort related to the filing of the Partnership’s financial statements for the years 2005 through 2009.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	35	36	(1)	35	36	(1)

Production (1)
Natural gas (Mcf)	47,455	56,394	-16%	145,359	179,321	-19%
Oil (Bbl)	1,980	2,530	-22%	6,015	7,811	-23%
Natural gas equivalents (Mcfe) (2)	59,335	71,574	-17%	181,449	226,187	-20%

Natural Gas and Oil Sales
Natural gas	$177,219	$160,090	11%	$612,797	$536,623	14%
Oil	138,853	153,309	-9%	430,711	363,064	19%
Total natural gas and oil sales	$316,072	$313,399	1%	$1,043,508	$899,687	16%

Realized Gain on Derivatives, net
Natural gas	$6,841	$156,805	-96%	$165,334	$594,077	-72%
Oil	30,119	43,983	-32%	81,640	196,008	-58%
Total realized gain on derivatives, net	$36,960	$200,788	-82%	$246,974	$790,085	-69%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.73	$2.84	32%	$4.22	$2.99	41%
Oil (per Bbl)	70.13	60.60	16%	71.61	46.48	54%
Natural gas equivalents (per Mcfe)	5.33	4.38	22%	5.75	3.98	45%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.88	$5.62	-31%	$5.35	$6.31	-15%
Oil (per Bbl)	85.34	77.98	9%	85.18	71.57	19%
Natural gas equivalents (per Mcfe)	5.95	7.18	-17%	7.11	7.47	-5%

Average Lifting Cost (per Mcfe) (3)	$2.54	$2.35	8%	$4.88	$2.29	113%

Operating costs and expenses
Direct costs - general and administrative	$104,622	$587	*	$111,537	$15,146	*
Depreciation, depletion and amortization	$277,745	$263,284	5%	$834,844	$825,321	1%

Cash distributions	$12,135	$959,660	-99%	$651,597	$2,031,873	-68%

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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Natural Gas and Oil Sales

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The $0.1 million, or 16% increase in sales for the 2010 nine month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 45%, which was partially offset by a production volume decrease of 20%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.75 for the current year nine month period compared to $3.98 for the same period a year ago.

Natural gas and oil revenues increased by 14% and 19%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 41%, which were partially offset by lower Partnership natural gas production volumes of 19%.  This compares to the slightly higher oil revenue increase in which the rise in commodity prices per Bbl, of 54% was partially offset by the decline in oil production volumes of 23% during the current nine month period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Natural gas and oil sales for the 2010 third quarter remained substantially unchanged at $0.3 million compared to the prior year third quarter. This revenue stability was primarily a reflection of the decline in production volumes of 17%, which was substantially offset by a higher average sales price per Mcfe of 22%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.33 for the current year quarter compared to $4.38 for the same quarter a year ago.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $0.72 and $1.16 for the three and nine months ended September 30, 2009, respectively, and narrowed to an average of $0.51 and $0.88 for the three and nine months ended September 30, 2010, respectively.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net, includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended September 30,		Nine months ended September 30,
Commodity price risk management gain (loss), net	2010	2009	2010	2009
Realized gain
Natural Gas	$6,841	$156,805	$165,334	$594,077
Oil	30,119	43,983	81,640	196,008
Total realized gain, net	36,960	200,788	246,974	790,085

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(15,998)	(201,615)	(58,800)	(636,972)
Unrealized gain (loss) for the period	310,602	(232,919)	761,279	(744,782)
Total unrealized gain (loss), net	294,604	(434,534)	702,479	(1,381,754)
Commodity price risk management gain (loss), net	$331,564	$(233,746)	$949,453	$(591,669)

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The realized derivative gains for the 2010 nine month period were approximately $0.2 million.  These realized gains were primarily a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG narrowing and being less than the strike price of the derivative position.  For the 2010 nine month period, realized gains related to the Partnership’s commodity positions were approximately $0.2 million.  Unrealized gains for the 2010 nine month period were due primarily to a downward shift in the natural gas and oil forward curves, offset by unrealized losses due to the basis differential between NYMEX and CIG narrowing and being less than the strike price of the derivative position.  Unrealized gains on the Partnership’s commodity positions for the 2010 nine month period were $0.8 million.

For the 2009 nine month period, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The Partnership’s realized gains are a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG narrowing and being less than the strike price of the derivative position.  For the quarter, realized gains of $0.1 million related to the Partnership’s commodity positions were offset by realized losses of approximately $0.1 million on the Partnership’s basis position.  For the 2010 quarter, the unrealized gains of $0.3 million were primarily related to the natural gas positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.  Unrealized gains on the Partnership’s commodity positions for the 2010 third quarter were $0.3 million, which were partially offset by unrealized losses on the Partnership’s basis position.

For the 2009 third quarter, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

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

The following table presents the Partnership’s derivative positions in effect as of September 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/	Quantity	Weighted Average Contract Price		Quantity (Gas-Mmbtu(1)	Weighted Average	Quantity	Weighted Average	Fair Value at
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Contract Price	(Gas-Mmbtu(1))	Contract Price	September 30, 2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	14,956	$4.75	$9.45	-	$-	-	$-	$16,658
01/01 - 03/31/2011	22,434	4.75	9.45	-	-	-	-	20,820

NYMEX
10/01 - 12/31/2010	3,781	5.75	8.30	28,130	6.15	32,406	(1.88)	23,178
01/01 - 03/31/2011	5,156	5.75	8.30	17,271	6.84	22,427	(1.88)	18,925
04/01 - 06/30/2011	-	-	-	44,460	6.78	44,460	(1.88)	52,919
07/01 - 09/30/2011	-	-	-	43,985	6.73	43,985	(1.88)	43,153
10/01 - 12/31/2011	-	-	-	42,939	6.79	42,939	(1.88)	26,988
2012-2013	7,764	6.00	8.27	304,721	7.05	312,484	(1.88)	158,626
Total Natural Gas	54,091			481,506		498,701		361,267

Oil
NYMEX
10/01 - 12/31/2010	-	-	-	1,798	92.96	-	-	21,013
01/01 - 03/31/2011	-	-	-	930	70.75	-	-	(11,159)
04/01 - 06/30/2011	-	-	-	954	70.75	-	-	(12,486)
07/01 - 09/30/2011	-	-	-	968	70.75	-	-	(13,440)
10/01 - 12/31/2011	-	-	-	992	70.75	-	-	(14,440)
Total Oil	-			5,642		-		(30,512)

Total Natural Gas and Oil								$330,755

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
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

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 20% due to normal production declines for this stage in the wells’ production life cycle, production reductions that resulted from well equipment or operational issues at some Wattenberg Field wells and lower Grand Valley well performance due to operational constraints and well optimization efforts.

Production and operating costs increased by approximately $0.3 million for the 2010 nine month period compared to the prior year period due primarily to environmental remediation activities at three Partnership well pads involving seven Partnership wells.  Production costs were also higher during the 2010 period as per well operations fees charged by the Managing General Partner escalated, consistent with the terms of the D&O Agreement.  Production volume-associated reductions in production taxes, natural gas transportation and lease operating expenses partially offset the environmental and well operating expense increases.  Production and operating costs per Mcfe were $4.88 for the nine months ended September 30, 2010 compared to $2.29 for the comparable period in 2009.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

For the quarter ended September 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 17%, primarily as a result of the Partnership wells’ expected normally-occurring production life-cycle declines and the Wattenberg Field well performance and Grand Valley well optimization efforts, previously noted.

Production and operating costs decreased slightly for the Quarter ended September 30, 2010 as compared to the same period in 2009.  Production and operating costs per Mcfe were $2.54 and $2.35 for the quarter ended September 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the nine months ended September 30, 2010, compared to the same period in 2009, by approximately $0.1 million principally due to increased fees for professional services related to the Partnership’s SEC reporting compliance efforts previously described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Partnership Operating Results Overview.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the three months ended September 30, 2010, compared to the same period in 2009, by approximately $0.1 million principally due to increased fees for professional services, for the reasons noted above.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended September 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The DD&A expense rate per Mcfe increased to $4.60 for the 2010 nine month period, compared to $3.65 during the same period in 2009.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the downward revision in the Partnership’s proved developed producing natural gas and oil reserves at December 31, 2009, as calculated by the respective methodologies described above.  The increased DD&A expense rate, partially offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.8 million for the 2010 nine month period compared to the same 2009 period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The DD&A expense rate per Mcfe increased to $4.68 for the 2010 three month period, compared to $3.68 during the same period in 2009.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the downward revision in the Partnership’s proved developed producing natural gas and oil reserves at December 31, 2009, as calculated by the respective methodologies described above.  The increased DD&A expense rate, partially offset by the effect of the production declines noted in previous sections, resulted in the DD&A expense remaining substantially unchanged at $0.3 million for the 2010 three month period compared to the same 2009 period.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the nine months ended September 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of September 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 99% of the expected natural gas production and 67% of expected oil production for the remainder of 2010, at an average price of $4.37 per Mcf and $92.96 per Bbl, respectively.  The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Working Capital

The Partnership had working capital of $0.1 million at September 30, 2010 compared to working capital of $0.4 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable and payable balances:

•	Natural gas and oil receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
•	Realized derivative gains receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
•	Net short-term unrealized derivative gains receivable increased by approximately $0.1 million as of September 30, 2010 compared to December 31, 2009.
•
Due to the Managing General Partner-other payable, excluding natural gas and oil sales received from third parties and realized derivative gains, increased by approximately $0.2 million as of September 30, 2010 compared to December 31, 2009.

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

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2010, compared to approximately $2.1 million for the comparable period in 2009.  The approximately $1.4 million decrease in cash provided by operating activities was due primarily to the following:

•
A decrease in commodity price risk management realized gains receipts of $0.6 million, or 61% accompanied by increases in natural gas and oil production costs of $0.4 million, or 71%, and  in direct costs – general and administrative of $0.1 million; and

•	A decrease in Due to Managing General Partner-other, net, receipts of approximately $0.3 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $51,000 and $44,000 for the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in July 2003 and has distributed $20.6 million through September 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended September 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$ (6,930)	$ 19,065	$ 12,135

2009	$ 161,648	$ 798,012	$ 959,660

Nine months ended September 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$ 55,667	$ 595,930	$ 651,597

2009	$ 318,759	$ 1,713,114	$ 2,031,873

The decrease in total distributions for both the three months and the nine months ended September 30, 2010 as compared to the same periods in 2009, were primarily due to the significant decrease in cash flows from operating activities for these two periods.

Beginning in April 2009 when the average Investor Partner annual rate of return fell below 12.8%, the Partnership began to modify the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement.  For the nine months ended September 30, 2010 and 2009, distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased, by $74,653 and $87,614, respectively, as a result of the Preferred Cash Distribution made under the terms of this provision.  Because of the expected production declines related to the Partnership’s mature natural gas and oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until June 2013, when the provision expires under the terms of the Agreement.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Index

PDC 2002-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The following table presents information about the Managing General Partner’s limited partner unit repurchases during the three months ended September 30, 2010.

Period	Total Number of Units Repurchased	Average Price Paid per Unit

July 1−31, 2010	0.50	$2,200
August 1−31, 2010	-	-
September 1−30, 2010	-	-
Total third quarter Unit Repurchase Program repurchases	0.50

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

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